Form 10-Q
period 2026-02-28
Amplara Corp
filed 2026-04-07
CIK 2093096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended February 28, 2026

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number: 333-291140

Amplara Corporation
(Exact name of registrant as specified in its charter)

Wyoming	32-0810157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1309 Coffeen Avenue STE 1200 Sheridan, Wyoming	82801
(Address of principal executive offices)	(Zip Code)

Tel. +1585-7745014 Email: ceo@amplara.net
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 7, 2026, there were 3,216,400 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Item 1. Financial statements.

The accompanying interim financial statements of Amplara Corporation (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

Amplara Corporation

BALANCE SHEETS

	February 28,	August 31,
	2026	2025
	(unaudited)
ASSETS
Current Asset:
Cash and Cash Equivalents	$2,630	$190
Total Current Asset	2,630	190

Website Development Costs, Net	46,629	19,334
Total Assets	$49,259	$19,524

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Deferred Income	$971	$-
Loan – Related Party	89,442	18,924
Total Current Liabilities	90,413	18,924
Total Liabilities	90,413	18,924

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 2,088,000 and 2,000,000 shares issued and outstanding as of February 28, 2026 and August 31, 2025, respectively	2,088	2,000
Additional Paid-in Capital	10,112	8,000
Accumulated Deficit	(53,354)	(9,400)
Total Shareholders’ Equity (Deficit)	(41,154)	600
Total Liabilities and Shareholders’ Equity (Deficit)	$49,259	$19,524

The accompanying notes are an integral part of these unaudited financial statements.

Amplara Corporation

STATEMENTS OF OPERATIONS

For the three and six months ended February 28, 2026 and 2025 (unaudited)

	Three months ended February 28, 2026	Three months ended February 28, 2025	Six months ended February 28, 2026	Six months ended February 28, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$1,129	$-	$1,129	$-

OPERATING EXPENSES:
Amortization	3,833	-	5,464	-
General and Administrative	16,850	-	19,950	-
Professional Fees	2,106	-	19,669	-
Total Operating Expenses	22,789	-	45,083	-

Loss Before Income Taxes	(21,660)	-	(43,954)	-

Income Tax Expense	-	-	-	-

Net Loss	(21,660)	-	(43,954)	-

Comprehensive Loss	$(21,660)	$-	$(43,954)	$-

Weighted Average Number of Shares Outstanding – Basic and Diluted	2,002,933	-	2,001,451	-
Loss Per Share – Basic and Diluted	$(0.01)	$-	$(0.02)	$-

The accompanying notes are an integral part of these unaudited financial statements.

Amplara Corporation

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended February 28, 2026 and 2025 (unaudited)

	Commons Stock		Additional Paid-In Capital	Accumulated Deficit	Shareholders’ Equity (Deficit)
Balance as of:	Shares	Amount
November 30, 2024	-	$-	$-	$-	$-
Net Income (Loss)	-	-	-	-	-
February 28, 2025	-	$-	$-	$-	$-

November 30, 2025	2,000,000	$2,000	$8,000	$(31,694)	$(21,694)
Common Stock Issued for Cash	88,000	88	2,112	-	2,200
Net Loss	-	-	-	(21,660)	(21,660)
February 28, 2026	2,088,000	$2,088	$10,112	$(53,354)	$(41,154)

August 31, 2024	-	$-	$-	$-	$-
Net Income (Loss)	-	-	-	-	-
February 28, 2025	-	$-	$-	$-	$-

August 31, 2025	2,000,000	$2,000	$8,000	$(9,400)	$600
Common Stock Issued for Cash	88,000	88	2,112	-	2,200
Net Loss	-	-	-	(43,954)	(43,954)
February 28, 2026	2,088,000	$2,088	$10,112	$(53,354)	$(41,154)

The accompanying notes are an integral part of these unaudited financial statements.

Amplara Corporation

STATEMENTS OF CASH FLOWS

For the six months ended February 28, 2026 and 2025 (unaudited)

	Six months ended February 28, 2026	Six months ended February 28, 2025
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(43,954)	$-
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	5,464	-
Changes in operating assets and liabilities:
Deferred Income	971	-
Net cash provided by operating activities	(37,519)	-

Cash Flows from Investing Activities:
Capitalization of Software Development Costs	(32,759)	-
Net cash used in investing activities	(32,759)	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	2,200
Proceeds from Loan – Related Party, Net	70,518	-
Net cash provided by (used in) financing activities	72,718	-

Net increase (decrease) in cash for the period	2,440	-
Cash, beginning of the period	190	-
Cash, end of the period	$2,630	$-

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Amplara Corporation

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

February 28, 2026

Note 1 — Organization and Business Operations

Amplara Corporation (“Amplara”) was incorporated under the laws of the State of Wyoming, U.S. on April 21, 2025. Amplara is a development-stage company focused on creating an artificial intelligence (“AI”) powered web platform designed specifically for marketing specialists and content professionals. The Company anticipates that its AI-powered platform may respond to increasing demand in the digital marketing sector for automated, adaptable, and scalable content tools. The Company has completed the development and launched its core AI System for Adapting Text to Different Content Styles. The system is designed to transform a single piece of content into various marketing formats, such as blog articles, social media posts tailored for platforms like Instagram, LinkedIn, and Twitter, as well as email newsletters.

The Company has selected August 31 as its fiscal year end.

Note 2 — Going Concern

As of February 28, 2026, the Company had $2,630 in cash and a working capital deficit of $87,783. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management plans to address this need for capital through the Proposed Public Offering. However, the Company cannot assure that its plans to raise capital will be successful. Therefore, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Such substantial doubt has not been alleviated by management’s plans. The financial statements do not include any adjustments that might result from its inability to consummate the Proposed Public Offering or its inability to continue as a going concern.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from April 21, 2025 (Inception) through August 31, 2025, and the related notes. The statements of operations for the three months ended February 28, 2026, are not necessarily indicative of the results to be expected for the year ending August 31, 2026, or for any other future annual or interim period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Segment Information

The Company operates as a single operating segment. The chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer, who makes resource allocation decisions and assesses performance based on financial information presented on a consolidated basis, accompanied by disaggregated revenue information. Accordingly, the Company has determined that it has a single reportable segment and operating segment.

Intangible Assets

The Company accounts for its intangible assets in accordance with the Accounting Standards Codification (“ASC”) Subtopic 985-20, “Software – Costs of Software to be Sold, Leased, or Marketed”. The Company capitalizes software development costs incurred during the application development stage, as long as it is probable the project will be completed, and the software will be used to perform the function intended. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. Costs related to maintenance of software are expensed in the period incurred. Capitalized costs are amortized over the project’s estimated useful life of three years. Capitalized software development costs are included in intangible assets on the balance sheets and amortized to depreciation expense on the statement of operations and comprehensive loss.

The Company assesses intangible assets for impairment in accordance with the provisions of ASC Subtopic 360-10, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Intangible assets are tested for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The amount of impairment loss, if any, is measured as the difference between the carrying value of the asset and its estimated fair value.

Project in Progress

Project in progress represents advance payments made under software development agreements with third-party vendors. These amounts relate to software development services for which the Company has not yet received the full benefit as of the balance sheet date. Project in progress is included in other current assets when the underlying services are expected to be rendered, and the related benefits realized, within the next twelve months; amounts expected to be realized thereafter are classified in other assets. As the vendor performs the development and implementation services, these amounts are reclassified to capitalized software development costs within intangible assets when capitalization criteria under Accounting Standards Codification Subtopic 985-20, “Software – Costs of Software to Be Sold, Leased, or Marketed”, are satisfied. Amounts related to research, planning, maintenance, or operational activities are expensed. Capitalized software development costs are amortized over the estimated useful life of the software.

Capital Stock

The Company’s capital stock consists of authorized common shares, with issued shares recorded at par value and any excess received over par value recognized as additional paid-in capital in accordance with applicable accounting standards. Common shares are classified as shareholders’ equity.

Related Parties

The Company adopted ASC 850, “Related Party Disclosures”, for the identification of related parties and disclosure of related party transactions.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share”, by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of February 28, 2026, and August 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes”, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of February 28, 2026, and August 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Uncertain Tax Positions

The Company has adopted FASB standards for accounting for uncertainty in income taxes. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company has not yet undergone an examination by any taxing authorities and has not identified any uncertain tax positions requiring recognition in its consolidated financial statements.

The assessment of the Company's tax position relies on the judgment of management to estimate the exposures associated with the Company's various filing positions.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss.

The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on April 21, 2025, the date of its incorporation.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Segment Information

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

Note 5 — Intangible Assets

In August 2025 the Company capitalized website development costs of $19,580, which is being amortized over a three-year life. In February 2026 the Company capitalized Application Programming Interface (“API”) development costs of $32,760, which is being amortized over a three-year life. As of February 28, 2026, and August 31, 2025, the accumulated amortization for the software was $5,711 and $246, respectively.

The Company had the following intangible assets as of February 28, 2026, and August 31, 2025:

	As of February 28, 2026	As of August 31, 2025
Website Development Costs	$19,580	$19,580
API Development Costs	32,760	-
Accumulated Amortization	(5,711)	(246)
Intangible Assets, Net	$46,629	$19,334

During the three months ended February 28, 2026, the Company recorded amortization expense of $3,833. During the six months ended February 28, 2026, the Company recorded amortization expense of $5,464.

The Company expects to recognize amortization expense of $8,724 for the fiscal year ending August 31, 2026, amortization expense of $17,447 for the fiscal year ending August 31, 2027, amortization expense of $17,200 for the fiscal year ending August 31, 2028, and amortization expense of $3,258 for the fiscal year ending August 31, 2029.

Note 6 — Related Party Transactions

Founder Shares

On June 30, 2025, the Company issued 2,000,000 common shares (“founder shares”) in exchange for a cash contribution of $10,000, or approximately $0.005 per share, to the President of the Company.

Related Party Loans

In order to finance transaction costs associated with the Company's operations, the President may, but is not obligated to, loan the Company funds as may be required on a non-interest basis.

As of February 28, 2026, the Company’s President, Perez Gutierrez Damaris Jamilette, has loaned to the Company $89,442, of which $70,518 was advanced to the Company for the Company's operating expenses for the six months ended February 28, 2026. As of August 31, 2025, the Company’s President, Perez Gutierrez Damaris Jamilette, has loaned to the Company $18,924, of which $18,924 was advanced to the Company for the Company's operating expenses for the period from April 21, 2025 (inception) through August 31, 2025. This loan is unsecured, non-interest bearing and due on demand.

Note 7 — Commitments and Contingencies

Contractual Commitments

The Company has entered into no contractual commitments as of February 28, 2026, and August 31, 2025.

Litigation

The Company was not subject to any legal proceedings during the period from April 21, 2025 (inception) to February 28, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 8 — Shareholders’ Equity

Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On June 30, 2025, the Company issued 2,000,000 common shares to the President for $10,000, or approximately $0.005 per share.

On February 26, 2026, the Company issued 88,000 common shares to its shareholders for $2,200, or approximately $0.025 per share.

There were 2,088,000 and 2,000,000 shares of common stock issued and outstanding as of February 28, 2026, and August 31, 2025, respectively.

Preferred Stock

No preferred stocks were issued or outstanding as of February 28, 2026, and August 31, 2025.

Warrants

No warrants were issued or outstanding as of February 28, 2026, and August 31, 2025.

Stock Options

No stock options were issued or outstanding as of February 28, 2026, and August 31, 2025.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through April 7, 2026, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than those described below.

After February 28, 2026, the Company issued 1,128,400 common shares to its shareholders for total proceeds of $28,210, representing approximately $0.025 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

DESCRIPTION OF BUSINESS

General

Amplara Corporation (the “Company”) was incorporated on April 21, 2025, under the laws of the State of Wyoming. The Company is a development-stage technology enterprise focused on the design, development, and commercialization of an AI-powered web platform created specifically to serve marketing specialists, content creators, and businesses seeking to automate and optimize their content generation and adaptation processes. The Company’s website is operational and serves as a professional online presence for Amplara Corporation at https://amplara.net/. The website provides information regarding the Company’s mission, services and value proposition. On December 19, 2025, the Company launched the AI System for Adapting Text to Different Content Styles API on its website, marking the completion of development of its core AI engine.

Industry Context and Market Opportunity

The global digital marketing industry has experienced substantial growth, driven by the widespread adoption of social media, content marketing, and data-driven advertising strategies. According to a MarketsandMarkets report, the AI for Sales and Marketing market is projected to grow from approximately USD 58.0 billion in 2025 to USD 240.6 billion by 2030, reflecting a compound annual growth rate (CAGR) of 32.9% over the forecast period [1]. Likewise, in a broader context, the global artificial intelligence market is expected to expand from USD 371.7 billion in 2025 to USD 2,407.0 billion by 2032, at a CAGR of 30.6% [2].

Marketing professionals now face increasing pressure to produce a high volume of diverse content formats—such as blog posts, social media updates, and email campaigns—each tailored to specific platforms and audience segments. While essential for maintaining audience engagement and brand relevance, producing this content at scale imposes substantial demands on time, cost and operational consistency. As a result, automation and AI-driven solutions have become critical enablers for addressing these challenges efficiently.

Amplara intends to capitalize on these market dynamics by developing an AI-powered platform that automates content adaptation. The services offered through the platform enable users to transform a single piece of source content into multiple contextually and stylistically optimized formats suitable for various digital marketing channels.

Current Operations and Development Stage

Currently, the Company’s website (https://amplara.net/) serves as a professional online presence outlining Amplara’s vision, services, and value proposition. The Company has completed the development and launched its core AI System for Adapting Text to Different Content Styles. The system is designed to transform a single piece of content into various marketing formats, such as blog articles, social media posts tailored for platforms like Instagram, LinkedIn, and Twitter, as well as email newsletters.

[1]                             AI for Sales and Marketing Market, CAGR 32.9% 2025–2030 (MarketsandMarkets) https://www.marketsandmarkets.com/Market-Reports/ai-for-sales-and-marketing-market-45678598.html

[2]                             Global AI Market, CAGR 30.6% 2025–2032 (MarketsandMarkets) https://www.marketsandmarkets.com/PressReleases/artificial-intelligence.asp?utm

Comprehensive Services

The Company is developing a digital platform offering a suite of interconnected services aimed at optimizing the creation and distribution of marketing content. The platform currently includes and is expected to include the following services:

•	Al Powered Content Adaptation: Enables transformation of original content into multiple platform-specific formats such as blog posts, social media updates (e.g., Instagram, LinkedIn, Facebook), and email newsletters.
•	API Subscription Service: Allows businesses and developers to access the core AI engine via a scalable, integrable API for workflow automation.
•	Informative Blog and Knowledge Hub: Aims to deliver educational content, industry trends, and use-case tutorials, supporting community engagement and brand positioning.
•	Planned Enhancements: Features under development may include image generation, keyword/hashtag optimization, multilingual localization, and customizable white-label tools.

Target Market Segments

Amplara’s platform is designed to serve a diverse range of customers within the marketing ecosystem, including:

1.	Marketing Professionals & Agencies
o	Digital marketing specialists requiring efficient content repurposing tools.
o	Social media managers who manage multi-platform content calendars.
o	Content marketers and copywriters looking to scale output without sacrificing quality.
o	SEO specialists seeking automated keyword and content optimization.
o	Advertising agencies providing multi-channel campaign services.
2.	Businesses & Brands
o	Small and medium-sized businesses (SMBs) needing cost-effective content creation to support growth.
o	E-commerce brands requiring consistent and engaging product-related content across social media and email.
o	Startups and SaaS companies aiming to automate marketing content generation.
o	Public relations (PR) firms managing brand messaging across diverse channels.
3.	Enterprise & Technology Companies
o	Large corporations integrating AI into marketing workflows to enhance productivity and personalization.
o	Technology firms embedding AI-driven content tools into their marketing technology stacks.
o	Product teams and developers leveraging the API for content automation within broader digital solutions.
4.	Media and Publishing
o	News platforms and online magazines seeking to streamline content distribution.
o	Podcast producers and YouTubers repurposing scripts and transcripts into blog posts, newsletters, and social content.

Competitive Landscape and Differentiation

The market for AI-driven marketing technologies is competitive, with numerous established players offering various content automation tools. Amplara’s platform is distinguished by its focus on:

•	Multi-format content adaptation powered by advanced natural language processing capable of generating platform-specific outputs from a single input.
•	A hybrid model combining free user-facing services and a scalable API subscription, enabling broad market penetration and diversified revenue streams.
•	Planned future integration of visual content generation and keyword optimization tools, addressing broader content marketing needs.
•	Enterprise and white-label offerings that allow agencies and large clients to customize and brand the AI services.

Our Web-site

Our website is located at https://amplara.net/. Amplara Corporation is currently in the development stage, focused on the design, development, and marketing of an AI-powered online platform tailored for marketing professionals and content creators. The Company has completed development of its core AI engine and, on December 19, 2025, launched the AI System for Adapting Text to Different Content Styles API on its website. The website continues to serve as a professional resource, and the platform is expected to evolve further with additional AI-driven content adaptation features and an industry-focused blog.

Future Development

The Company has completed development of its core AI engine and, on December 19, 2025, launched the AI System for Adapting Text to Different Content Styles API on its website. Over the next two to three years, Amplara intends to expand the platform’s functionality substantially, with anticipated timing as follows:

•	Visual Content Generator Service (AI-driven images, infographics, banners): Development ongoing, with initial rollout expected within the next 12 months.
•	AI Hashtag & Keyword Optimization: Planned implementation within 12–18 months to enhance content reach and engagement.
•	Premium AI Content Customization: Advanced paid features, including brand-specific tone and deeper audience targeting, expected to launch within 18–24 months.
•	White-Label Solutions: Customizable APIs for agencies and enterprise clients, anticipated rollout within 24 months.
•	Multilingual and Localization Capabilities: AI translation and cultural adaptation, with phased release over 24–36 months.
•	Adaptive AI Content Personalization: Leveraging audience demographics and engagement data for dynamic content, expected within 24–36 months.

The Company may encounter risks that could affect this timing, including technical development challenges, resource constraints, and market adoption uncertainties. These factors may result in delays or modifications to the planned implementation schedule.

Business Model and Monetization

Amplara Corporation generates revenue through:

•	Subscription fees for API access, with tiered pricing based on usage volume, customization, and service level agreements.
•	Premium service subscriptions for advanced content customization features.
•	White-label licensing agreements with agencies and enterprise clients.
•	Potential future revenue streams from partnerships and integrations with other marketing technology platforms.
•

Competition

The AI-driven marketing technology landscape is dynamic and rapidly evolving, characterized by a diverse set of competitors ranging from emerging AI copywriting startups to established marketing technology (MarTech) platforms. These competitors offer varying degrees of automated content creation, management, and distribution solutions targeting marketing professionals, agencies, and enterprises.

Key Competitor Categories:

1.	AI Copywriting Platforms: Companies such as Jasper.ai, Copy.ai, and Writesonic provide AI-generated copywriting services that create blog posts, ads, social media content, and more from user inputs. While these platforms excel at generating original content, they often lack specialized multi-format content adaptation capabilities tailored for distinct marketing channels, which is a core focus of Amplara.
2.	Marketing Automation and Content Management Systems (CMS): Platforms like HubSpot, Marketo (Adobe), and Salesforce Marketing Cloud offer broad marketing automation including content scheduling, campaign management, and customer engagement tools. Although these systems integrate content distribution workflows, their AI content creation/adaptation features are generally limited or supplementary.
3.	NLP and Content Adaptation Startups: Emerging companies focusing on natural language processing-driven content transformation and adaptation, such as Phrasee or Persado, offer AI to optimize marketing language and tone but tend to target specific verticals or campaign types rather than comprehensive multi-format adaptation.
4.	Visual Content Generation Tools: AI-powered image and design tools like Canva’s AI features or Adobe Sensei enhance visual content creation but typically operate separately from text adaptation workflows.

Competitive Advantages of Amplara:

•	Multi-Format Content Adaptation: Amplara’s AI system is designed to transform a single piece of content into multiple marketing formats (blog posts, platform-tailored social media content, email newsletters), aiming to increase content efficiency and coherence across channels. A demonstration version of the API is available through the following link: https://demo.amplara.net.
•	Hybrid Free and API Subscription Model: Amplara combines a free-access tool to attract individual users with a scalable API subscription for enterprise integration, which may enable flexible market penetration and diversified revenue streams.
•	Planned Integrated Visual and Localization Capabilities: We intend to develop future enhancements, such as AI-driven visual content generation and multilingual localization. There is no assurance that these features will be successfully implemented or that they will deliver a competitive advantage.

Amplara Corporation is positioned to address the growing demand for automated digital content solutions. However, as a company in the development stage with limited resources, there is uncertainty regarding the timing, performance, and adoption of our platform, and no assurance that planned features will be realized as intended.

Corporate information

Amplara Corporation is a US-based Company incorporated in the state of Wyoming on Apil 21, 2025. Our current registration address is 1309 Coffeen Avenue STE 1200 Sheridan, Wyoming 82801, and we can be reached via phone at +15857745014. This address represents a virtual office that provides mail forwarding services. The Company does not maintain a physical corporate office in the United States. The Company’s day-to-day business operations are conducted primarily in Mexico.

Employees

We are a development stage Company and currently have no employees, other than our board of directors, Perez Gutierrez Damaris Jamilette, who takes the positions of the Director, President, Treasurer, Secretary and Salazar Ramirez Misael Alejandro, who takes the positions of the Director.

Government Regulation

As a Company, we understand the importance of complying with all applicable regulations, rules, and directives of governmental authorities and agencies. While we do not anticipate any immediate government approvals or regulations impacting our business, we remain committed to maintaining compliance with all applicable laws and regulations in any jurisdiction where we conduct activities.

Regarding intellectual property, we currently have not obtained any copyrights, patents, or trademarks, and we do not anticipate filing any applications related to any assets over the next 12 months. However, we recognize the importance of protecting our intellectual property and may consider taking appropriate measures to do so in the future.

RESULTS OF OPERATIONS

Results of Operations for the three months ended February 28, 2026 as compared to the three months ended February 28, 2025

Revenue

During the three months ended February 28, 2026 and 2025, the Company has generated total revenues of $1,129 and $0, respectively. This represents an increase of $1,129 or approximately 100% year-over-year. The increase in revenue was primarily attributable to the fact that the Company was incorporated in April 2025 and, therefore, did not generate any revenue during the comparable prior period.

Operating expenses

The Company had total operating expenses of $22,789 and $0, during the three months ended February 28, 2026 and 2025, respectively. The operating expenses for the three months ended February 28, 2026 and 2025 included amortization of $3,833 and $0; general and administrative expenses of $16,850 and $0; and professional fees of $2,106 and $0, respectively. Total operating expenses for 2026 increased by 100%, or $22,789. The increase in operating expenses was primarily attributable to the fact that the Company was incorporated in April 2025.

Net Loss

During the three months ended February 28, 2026 and 2025, the Company had a net loss of $21,660 and $0, respectively. This represents an increase of $21,660, or 100% from the prior year loss. The increase was primarily due to the Company’s incorporation in April 2025, as no operations were conducted during the comparable period in the prior year.

Results of Operations for the six months ended February 28, 2026 as compared to the three months ended February 28, 2025

Revenue

During the six months ended February 28, 2026 and 2025, the Company has generated total revenues of $1,129 and $0, respectively. This represents an increase of $1,129 or approximately 100% year-over-year. The increase in revenue was primarily attributable to the fact that the Company was incorporated in April 2025 and, therefore, did not generate any revenue during the comparable prior period.

Operating expenses

The Company had total operating expenses of $45,083 and $0, during the six months ended February 28, 2026 and 2025, respectively. The operating expenses for the six months ended February 28, 2026 and 2025 included amortization of $5,464 and $0; general and administrative expenses of $19,950 and $0; and professional fees of $19,669 and $0, respectively. The increase in operating expenses was primarily attributable to the fact that the Company was incorporated in April 2025.

Net Loss

During the six months ended February 28, 2026 and 2025, the Company had a net loss of $43,954 and $0, respectively. The net loss for 2026 decreased by 100%, or $43,954. The increase was primarily due to the Company’s incorporation in April 2025, as no operations were conducted during the comparable period in the prior year.

Liquidity and Capital Resources and Cash Requirements

The following table summarizes total current assets, liabilities and working capital deficit as of February 28, 2026 and August 31, 2025:

	February 28, 2026	August 31, 2025	$ Change	% Change
Current assets	$2,630	$190	$2,440	1,284%
Current liabilities	90,413	18,924	71,489	378%
Working capital deficit	$(87,783)	$(18,734)	$(69,049)	N/M

As of February 28, 2026 and August 31, 2025, the Company had cash of $2,630 and $190, respectively. The Company had a working capital deficit of $87,783 and $18,734 as of February 28, 2026 and August 31, 2025, respectively.

	For the six months ended
	February 28,		$	%
	2026	2025	Change	Change
Net cash provided by operating activities	$(37,519)	$-	$(37,519)	N/M
Net cash used in investing activities	(32,759)	-	(32,759)	N/M
Net cash provided by (used in) financing activities	72,718	-	72,718	N/M
Net increase (decrease) in cash for the period	$2,440	$-	$2,440	N/M

Operating Activities

Cash flows provided by operating activities for 2026 increased by $37,519 compared to 2025. This increase was primarily due to the Company’s incorporation in April 2025, as no operations were conducted during the comparable period in the prior year. During the six months ended February 28, 2026, the Company used $37,519 of cash in operating activities due to its net loss of $43,954; amortization of $5,464; and deferred income of $971. For the six months ended February 28, 2025, the Company had not yet commenced operations and, accordingly, reported no cash flows from operating activities.

Investing Activities

Net cash used in investing activities was $32,759 for the six months ended February 28, 2026, compared with $0 for the six months ended February 28, 2025. The cash used in investing activities during the 2026 period primarily reflected capitalized costs related to API development. There were no investing activities during the 2025 period, as the Company was incorporated in April 2025 and had not yet commenced operations.

Financing Activities

Net cash provided by financing activities was $72,718 for the six months ended February 28, 2026, compared to $0 for the six months ended February 28, 2025. During the six months ended February 28, 2026, the Company generated cash from financing activities primarily from proceeds from the issuance of common stock ($2,200) and proceeds from related party loans ($70,518). The Company did not generate or use cash in financing activities during the six months ended February 28, 2025, as it was incorporated in April 2025 and had not yet commenced financing transactions during that period.

Our auditors have issued a “going concern” opinion, meaning that there is substantial doubt if we can continue as an on-going business for the next twelve months unless we obtain additional capital. Our current sources of cash include revenue generated from operations, investments by others in our offering, and, if necessary, loans from directors or a private offering of common stock. We must raise cash to implement our strategy and stay in business.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of February 28, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ending February 28, 2026, there were no pending or threatened legal actions against us.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6. Exhibits.

The following exhibits are included as part of this report by reference:

Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPLARA CORPORATION

Date: April 7, 2026	By:	/s/ Perez Gutierrez Damaris Jamilette
	Name:	Perez Gutierrez Damaris Jamilette
	Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Date: April 7, 2026	By:	/s/ Salazar Ramirez Misael Alejandro
	Name:	Salazar Ramirez Misael Alejandro
	Title:	Director