Form 10-Q
period 2026-05-31
Amplara Corp
filed 2026-07-08
CIK 2093096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended May 31, 2026

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number: 333-291140

Amplara Corporation
(Exact name of registrant as specified in its charter)

Wyoming	32-0810157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Gobernacion 12, Cinco de Diciembre, Morelia, Mexico	58280
(Address of principal executive offices)	(Zip Code)

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

As of July 8, 2026, there were 3,816,800 shares outstanding of the registrant’s common stock.

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

Amplara Corporation

BALANCE SHEETS

	May 31,	August 31,
	2026	2025
	(unaudited)
ASSETS
Current Asset:
Cash and Cash Equivalents	$442	$190
Prepaid Expenses	22,950	-
Total Current Asset	23,392	190

Intangible Assets, Net	55,036	19,334
Total Assets	$78,428	$19,524

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Deferred Income	$7,584	$-
Loan – Related Party	89,442	18,924
Total Current Liabilities	97,026	18,924
Total Liabilities	97,026	18,924

SHAREHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 3,816,800 and 2,000,000 shares issued and outstanding as of May 31, 2026 and August 31, 2025, respectively	3,817	2,000
Additional Paid-in Capital	51,603	8,000
Accumulated Deficit	(74,018)	(9,400)
Total Shareholders’ Equity (Deficit)	(18,598)	600
Total Liabilities and Shareholders’ Equity (Deficit)	$78,428	$19,524

The accompanying notes are an integral part of these unaudited financial statements.

Amplara Corporation

STATEMENTS OF OPERATIONS

For the three and nine months ended May 31, 2026 and 2025 (unaudited)

	Three months ended May 31, 2026	Three months ended May 31, 2025	Nine months ended May 31, 2026	Nine months ended May 31, 2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUE	$6,537	$-	$7,666	$-

OPERATING EXPENSES:
Amortization	5,113	-	10,578	-
General and Administrative	18,131	15	38,080	15
Professional Fees	3,958	199	23,629	199
Total Operating Expenses	27,202	214	72,287	214

Other Income (Expenses):
Cashback	1	-	3	-

Loss Before Income Taxes	(20,664)	(214)	(64,618)	(214)

Income Tax Expense	-	-	-	-

Net Loss	(20,664)	(214)	(64,618)	(214)

Comprehensive Loss	$(20,664)	$(214)	$(64,618)	$(214)

Weighted Average Number of Shares Outstanding – Basic and Diluted	3,231,939	-	2,416,126	-
Loss Per Share – Basic and Diluted	$(0.01)	$-	$(0.03)	$-

The accompanying notes are an integral part of these unaudited financial statements.

Amplara Corporation

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended May 31, 2026 and 2025 (unaudited)

	Commons Stock		Additional Paid-In	Accumulated	Shareholders’ Equity
Balance as of:	Shares	Amount	Capital	Deficit	(Deficit)
February 28, 2025	-	$-	$-	$-	$-
Net Loss	-	-	-	(214)	(214)
May 31, 2025	-	$-	$-	$(214)	$(214)

February 28, 2026	2,088,000	$2,088	$10,112	$(53,354)	$(41,154)
Common Stock Issued for Cash	1,728,800	1,729	41,491	-	43,220
Net Loss	-	-	-	(20,664)	(20,664)
May 31, 2026	3,816,800	$3,817	$51,603	$(74,018)	$(18,598)

August 31, 2024	-	$-	$-	$-	$-
Net Loss	-	-	-	(214)	(214)
May 31, 2025	-	$-	$-	$(214)	$(214)

August 31, 2025	2,000,000	$2,000	$8,000	$(9,400)	$600
Common Stock Issued for Cash	1,816,800	1,817	43,603	-	45,420
Net Loss	-	-	-	(64,618)	(64,618)
May 31, 2026	3,816,800	$3,817	$51,603	$(74,018)	$(18,598)

The accompanying notes are an integral part of these unaudited financial statements.

Amplara Corporation

STATEMENTS OF CASH FLOWS

For the nine months ended May 31, 2026 and 2025 (unaudited)

	Nine months ended May 31, 2026	Nine months ended May 31, 2025
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net loss	$(64,618)	$(214)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	10,578	-
Changes in operating assets and liabilities:
Prepaid Expenses	(22,950)	-
Deferred Income	7,584	-
Net cash used in operating activities	(69,406)	(214)

Cash Flows from Investing Activities:
Capitalization of Software Development Costs	(32,759)	-
Capitalization of Website Development Costs	(13,521)	-
Net cash used in investing activities	(46,280)	-

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	45,420	-
Proceeds from Loan – Related Party, Net	70,518	214
Net cash provided by financing activities	115,938	214

Net increase (decrease) in cash for the period	252	-
Cash, beginning of the period	190	-
Cash, end of the period	$442	$-

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

Amplara Corporation

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

May 31, 2026

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

Note 2 — Going Concern

As of May 31, 2026, the Company had $442 in cash and a working capital deficit of $73,634. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management plans to address this need for capital primarily through proceeds received from its completed public offering, together with additional potential financing sources. However, the Company cannot assure that its plans to raise capital will be successful. Therefore, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management determined that these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Such substantial doubt has not been alleviated by management’s plans. The financial statements do not include any adjustments that might result from the Company’s inability to obtain sufficient financing or its inability to continue as a going concern.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) applicable to interim financial statements. These financial statements should be read in conjunction with the audited financial statements of the Company for the period from April 21, 2025 (Inception) through August 31, 2025, and the related notes. The statements of operations for the nine months ended May 31, 2026, are not necessarily indicative of the results to be expected for the year ending August 31, 2026, or for any other future annual or interim period.

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

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share”, by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of May 31, 2026, and August 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of May 31, 2026, and August 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

Note 5 — Intangible Assets

In August 2025 the Company capitalized website development costs of $19,580, which is being amortized over a three-year life. In February 2026 the Company capitalized Application Programming Interface (“API”) development costs of $32,760, which is being amortized over a three-year life. In March 2026 the Company capitalized website improvement development costs of $13,520, which is being amortized over a three-year life. As of May 31, 2026, and August 31, 2025, the accumulated amortization for the website and software development costs was $10,824 and $246, respectively.

The Company had the following intangible assets as of May 31, 2026, and August 31, 2025:

	As of May 31, 2026	As of August 31, 2025
Website Development Costs	$33,100	$19,580
API Development Costs	32,760	-
Accumulated Amortization	(10,824)	(246)
Intangible Assets, Net	$55,036	$19,334

During the three months ended May 31, 2026, the Company recorded amortization expense of $5,113. During the Nine months ended May 31, 2026, the Company recorded amortization expense of $10,578.

The Company expects to recognize amortization expense of $5,488 for the fiscal year ending August 31, 2026, amortization expense of $21,953 for the fiscal year ending August 31, 2027, amortization expense of $21,708 for the fiscal year ending August 31, 2028, and amortization expense of $5,887 for the fiscal year ending August 31, 2029.

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

As of May 31, 2026, the Company’s President, Perez Gutierrez Damaris Jamilette, has loaned to the Company $89,442, of which $70,518 was advanced to the Company for the Company's operating expenses for the nine months ended May 31, 2026. As of August 31, 2025, the Company’s President, Perez Gutierrez Damaris Jamilette, has loaned to the Company $18,924, of which $18,924 was advanced to the Company for the Company's operating expenses for the period from April 21, 2025 (inception) through August 31, 2025. This loan is unsecured, non-interest bearing and due on demand.

Note 7 — Commitments and Contingencies

Contractual Commitments

The Company has entered into no contractual commitments as of May 31, 2026, and August 31, 2025.

Litigation

The Company was not subject to any legal proceedings during the period from April 21, 2025 (inception) to May 31, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 8 — Shareholders’ Equity

Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On June 30, 2025, the Company issued 2,000,000 common shares to the President for $10,000, or approximately $0.005 per share.

In February 2026 the Company issued 88,000 common shares to its shareholders for $2,200, or approximately $0.025 per share.

In March 2026 the Company issued 1,128,400 common shares to its shareholders for $28,210, or approximately $0.025 per share.

In April 2026 the Company issued 366,400 common shares to its shareholders for $9,160, or approximately $0.025 per share.

In May 2026 the Company issued 234,000 common shares to its shareholders for $5,850, or approximately $0.025 per share.

As of May 31, 2026, the Company completed its offering pursuant to its Registration Statement on Form S-1 declared effective by the SEC on February 20, 2026 (the “Offering”). In connection with the Offering, which closed on May 13, 2026, the Company issued 1,816,800 shares of common stock for cash proceeds at $0.025 per share for a total of $45,420.

There were 3,816,800 and 2,000,000 shares of common stock issued and outstanding as of May 31, 2026, and August 31, 2025, respectively.

Preferred Stock

No preferred stocks were issued or outstanding as of May 31, 2026, and August 31, 2025.

Warrants

No warrants were issued or outstanding as of May 31, 2026, and August 31, 2025.

Stock Options

No stock options were issued or outstanding as of May 31, 2026, and August 31, 2025.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through July 8, 2026, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Industry Context and Market Opportunity

The digital marketing and content creation industries are experiencing transformation driven by the integration of artificial intelligence ("AI") technologies. Marketing professionals, brands, and corporate enterprises increasingly face the operational challenge of producing a high volume of diverse content formats—such as blog posts, social media updates, and email campaigns—tailored to specific platforms and distinct audience segments. Producing this content at scale imposes substantial demands on time, financial resources, and consistency.

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

Corporate information

Amplara Corporation is a US-based Company incorporated in the state of Wyoming on April 21, 2025. Our current principal address is Gobernacion 12, Cinco de Diciembre, 58280 Morelia, Mexico, and we can be reached via phone at +15857745014.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended May 31, 2026, as compared to the three months ended May 31, 2025

Revenue

During the three months ended May 31, 2026 and 2025, the Company has generated total revenues of $6,537 and $0, respectively. This represents an increase of $6,537 or approximately 100% year-over-year. The increase in revenue was primarily attributable to the fact that the Company was incorporated in April 2025 and, therefore, did not generate any revenue during the comparable prior period.

Operating expenses

The Company had total operating expenses of $27,202 and $214, during the three months ended May 31, 2026 and 2025, respectively. The operating expenses for the three months ended May 31, 2026 and 2025 included amortization of $5,113 and $0; general and administrative expenses of $18,131 and $15; and professional fees of $3,958 and $199, respectively. Total operating expenses for 2026 increased by 12,611%, or $26,988. The increase in operating expenses was primarily attributable to the fact that the Company was incorporated in April 2025 and had minimal operating activity in the same period of the previous year.

Other Income

During the three months ended May 31, 2026 and 2025, the Company's other income was $1 and $0, respectively.

Net Loss

During the three months ended May 31, 2026 and 2025, the Company had a net loss of $20,664 and $214, respectively. This represents an increase of $20,450, or 9,556% from the prior year loss. The increase was primarily due to the Company’s incorporation in April 2025 and had minimal operating activity in the same period of the previous year.

Results of Operations for the nine months ended May 31, 2026, as compared to the nine months ended May 31, 2025

Revenue

During the nine months ended May 31, 2026 and 2025, the Company has generated total revenues of $7,666 and $0, respectively. This represents an increase of $7,666 or approximately 100% year-over-year. The increase in revenue was primarily attributable to the fact that the Company was incorporated in April 2025 and, therefore, did not generate any revenue during the comparable prior period.

Operating expenses

The Company had total operating expenses of $72,287 and $214, during the nine months ended May 31, 2026 and 2025, respectively. The operating expenses for the nine months ended May 31, 2026 and 2025 included amortization of $10,578 and $0; general and administrative expenses of $38,080 and $15; and professional fees of $23,629 and $199, respectively. Total operating expenses for 2026 increased by 33,679%, or $72,073. The increase in operating expenses was primarily attributable to the fact that the Company was incorporated in April 2025 and had minimal operating activity in the same period of the previous year.

Other Income

During the nine months ended May 31, 2026 and 2025, the Company's other income was $3 and $0, respectively.

Net Loss

During the nine months ended May 31, 2026 and 2025, the Company had a net loss of $64,618 and $214, respectively. The net loss for 2026 increased by 30,095%, or $64,404. The increase was primarily due to the Company’s incorporation in April 2025 and had minimal operating activity in the same period of the previous year.

Liquidity and Capital Resources and Cash Requirements

The following table summarizes total current assets, liabilities and working capital deficit as of May 31, 2026, and August 31, 2025:

	May 31,	August 31,	$	%
	2026	2025	Change	Change
Current assets	$23,392	$190	23,202	12,212
Current liabilities	97,026	18,924	78,102	413
Working capital deficit	$(73,634)	$(18,734)	(54,900)	N/M

As of May 31, 2026, and August 31, 2025, the Company had cash of $442 and $190, respectively. The Company had a working capital deficit of $73,634 and $18,734 as of May 31, 2026 and August 31, 2025, respectively.

	For the nine months ended
	May 31,		$	%
	2026	2025	Change	Change
Net cash used in operating activities	$(69,406)	$(214)	(69,192)	32,333
Net cash used in investing activities	(46,280)	-	(46,280)	N/M
Net cash provided by financing activities	115,938	214	115,724	54,077
Net increase (decrease) in cash for the period	$252	$-	252	N/M

Operating Activities

Cash flows used in operating activities for 2026 increased by $69,192 compared to 2025. This increase was primarily due to the Company’s incorporation in April 2025 and had minimal operating activity in the same period of the previous year. During the nine months ended May 31, 2026, the Company used $69,406 of cash in operating activities due to its net loss of $64,618; amortization of $10,578; prepaid expenses of $22,950; and deferred income of $7,584. For the nine months ended May 31, 2025, the Company used $214 of cash in operating activities due to its net loss.

Investing Activities

Net cash used in investing activities was $46,280 for the nine months ended May 31, 2026, compared with $0 for the nine months ended May 31, 2025. The cash used in investing activities during the 2026 period primarily reflected capitalized costs related to API and website improvement development costs. There were no investing activities during the 2025 period.

Financing Activities

Net cash provided by financing activities was $115,938 for the nine months ended May 31, 2026, compared to $214 for the nine months ended May 31, 2025. During the nine months ended May 31, 2026, the Company generated cash from financing activities primarily from proceeds from the issuance of common stock ($45,420) and proceeds from related party loans ($70,518). During the nine months ended May 31, 2025, the Company generated cash from financing activities primarily from related party loans ($214).

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the period ending May 31, 2026, there were no pending or threatened legal actions against us.

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

AMPLARA CORPORATION

Date: July 8, 2026	By:	/s/ Perez Gutierrez Damaris Jamilette
	Name:	Perez Gutierrez Damaris Jamilette
	Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Date: July 8, 2026	By:	/s/ Salazar Ramirez Misael Alejandro
	Name:	Salazar Ramirez Misael Alejandro
	Title:	Director