Form 10-K
period 2026-08-31
Amplara Corp
filed 2026-11-13
CIK 2093096

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to __________________________

Commission file number: 333-291140

Amplara Corporation
(Exact name of registrant as specified in its charter)

Wyoming	32-0810157
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Gobernacion 12, Cinco de Diciembre, Morelia, Mexico	58280
(Address of principal executive offices)	(Zip Code)

Tel. +1585-7745014 Email: ceo@amplara.net
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/a	N/a	N/a

Securities registered under Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “non-accelerated filer”, “emerging growth company” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 13, 2026, there was 0 established public trading market for the Company’s common stock.

As of November 13, 2026, there were 3,816,800 shares outstanding of the registrant’s common stock.

Documents incorporated by reference: None

i

Introductory Comment

Throughout this Annual Report on Form 10-K, the terms “we”, “us”, “our”, “our company”, “Amplara Corporation”, the “Company” and the “Registrant” refer to Amplara Corporation.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) contains certain forward-looking statements. For example, statements regarding our financial position, business strategy and other plans and objectives for future operations, and assumptions and predictions about future services demand, marketing and pricing factors are all forward-looking statements. These statements are generally accompanied by words such as “intend,” “anticipate,” “believe,” “estimate,” “potential(ly)”, “continue”, “forecast”, “predict”, “plan”, “may”, “will”, “could”, “would”, “should”, “expect” or the negative of such terms or other comparable terminology. We believe that the assumptions and expectations reflected in such forward-looking statements are reasonable, based on information available to us on the date hereof, but we cannot assure you that these assumptions and expectations will prove to have been correct or that we will take any action that we may presently be planning. However, these forward-looking statements are inherently subject to known and unknown risks and uncertainties. Actual results or experience may differ materially from those expected or anticipated in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, regulatory policies, competition from other similar businesses, and market and general policies, competition from other similar businesses, and market and general economic factors. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this Report.

If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from what we project. Any forward-looking statement you read in this Report reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, growth strategy, and liquidity. All subsequent forward-looking statements attributable to us or individuals acting on our behalf are expressly qualified in their entirety by this paragraph. You should specifically consider the factors identified in this Report, which would cause actual results to differ before making an investment decision. We are under no duty to update any of these forward-looking statements after the date of this Report or to conform these statements to actual

ii

PART I

Item 1. Business.

General

Amplara Corporation (the “Company”) was incorporated on April 21, 2025, under the laws of the State of Wyoming. The Company is a development-stage technology enterprise focused on the design, development, and commercialization of an AI-powered web platform created specifically to serve marketing specialists, content creators, and businesses seeking to automate and optimize their content generation and adaptation processes. The Company’s website is operational and serves as a professional online presence for Amplara Corporation at https://amplara.net/. The website provides information regarding the Company’s mission, services and value proposition. On December 19, 2025, the Company launched the AI System for Adapting Text to Different Content Styles Application Programming Interfaces (“API”) on its website, marking the completion of development of its core AI engine.

Industry Context and Market Opportunity

The digital marketing and content creation industries are experiencing transformation driven by the integration of artificial intelligence (“AI”) technologies. Marketing professionals, brands, and corporate enterprises increasingly face the operational challenge of producing a high volume of diverse content formats—such as blog posts, social media updates, and email campaigns—tailored to specific platforms and distinct audience segments. Producing this content at scale imposes substantial demands on time, financial resources, and consistency.

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

Business Model and Monetization

The Company currently generates revenue primarily through subscription fees for access to its AI-powered services. Customers may purchase access to the Company’s services under subscription plans based on their usage and service requirements.

The Company expects to expand its revenue opportunities as it continues to develop its digital platform and introduce additional products, features, and services. Future revenue opportunities may include additional subscription-based services, premium features, enterprise solutions, and licensing or white-label arrangements, depending on market demand and the successful development and commercialization of these offerings.

As the Company continues to expand its product offering, it may introduce additional monetization models and revenue streams. The Company’s ability to generate additional revenue will depend on the successful development, launch, market adoption, and commercialization of future products and services.

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

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company maintains cybersecurity risk-management processes intended to identify, assess and address risks arising from cybersecurity threats in a manner appropriate to its current size, operating profile, stage of development and information-technology environment. These processes are designed to support the protection of the confidentiality, integrity and availability of the Company’s information, systems and operations.

The Company’s cybersecurity practices include, among other measures, restricting access to Company systems and information to authorized users; using access-management and security functionality made available by its third-party technology and service providers; maintaining appropriate controls over Company information; and considering cybersecurity-related factors when selecting or retaining service providers that may receive access to Company information or systems. The Company also depends, in part, on the security controls, business-continuity arrangements and incident-response capabilities maintained by certain third-party providers.

Although the Company currently has limited operations and a relatively limited technology environment, it remains subject to cybersecurity threats that could adversely affect its systems, information or operations. Such threats may include unauthorized access, social-engineering and phishing attacks, business-email compromise, ransomware or other malware, data loss or disclosure, disruption or failure of third-party services, and other events affecting the availability, security or reliability of Company systems or information. If realized, these risks could result in operational disruption, loss or unauthorized disclosure of information, increased costs, reputational harm, or other adverse effects.

To date, cybersecurity risks, including risks associated with third-party service providers, have not materially affected the Company’s business strategy, results of operations or financial condition. As the Company expands its operations, personnel, systems and reliance on technology providers, the nature and scope of its cybersecurity risks and related risk-management processes may change.

Governance and Board Oversight

The Board of Directors oversees the Company’s overall risk-management framework, including the oversight of material risks associated with cybersecurity threats. In light of the Company’s size, limited operations and current organizational structure, the Board has retained direct responsibility for cybersecurity-risk oversight and has not assigned that responsibility to a separate Board committee.

Management is responsible for the day-to-day identification, assessment and management of cybersecurity risks. Management monitors cybersecurity matters through its oversight of the Company’s information systems, user-access practices and third-party service providers. Management also evaluates cybersecurity considerations in connection with the Company’s operations and vendor relationships and communicates material cybersecurity risks, developments and incidents to the Board, as appropriate.

The Company has not identified any cybersecurity incident that has materially affected, or is reasonably likely to materially affect, its business strategy, results of operations or financial condition.

Item 2.  Properties.

Amplara Corporation was incorporated in the state of Wyoming on April 21, 2025. Our current principal address is Gobernacion 12, Cinco de Diciembre, 58280 Morelia, Mexico, and we can be reached via phone at +15857745014.

Item 3.  Legal Proceedings.

As of August 31, 2026, there were no pending or threatened legal actions against us.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market information

Our common stock is not currently listed or traded on any securities exchange, and there can be no assurance that an active trading market for our common stock will develop or, if developed, be sustained.

Holders of Record

As of August 31, 2026, we had 31 holders of record of our Common Stock.

Dividend Policy

We have not declared or paid any dividends on our common shares since our formation and do not currently anticipate declaring or paying dividends on our common shares in the foreseeable future.

Issuer Repurchases of Equity Securities

None.

Recent Sales of Unregistered Securities

During the fiscal year ended August 31, 2026, the Company did not sell any securities that were not registered under the Securities Act.

Use of Proceeds from Registered Securities

On June 30, 2025, the Company issued 2,000,000 common shares to the President for $10,000, or approximately $0.005 per share.

In February 2026 the Company issued 88,000 common shares to its stockholders for $2,200, or approximately $0.025 per share.

In March 2026 the Company issued 1,128,400 common shares to its stockholders for $28,210, or approximately $0.025 per share.

In April 2026 the Company issued 366,400 common shares to its stockholders for $9,160, or approximately $0.025 per share.

In May 2026 the Company issued 234,000 common shares to its stockholders for $5,850, or approximately $0.025 per share.

There were 3,816,800 and 2,000,000 shares of common stock issued and outstanding as of August 31, 2026 and 2025, respectively.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our results of operations should be read in conjunction with the financial statements and related notes to the financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that relate to future events or our future financial performance. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include, among others, those listed under “forward-looking statements” and “risk factors” and those included elsewhere in this registration statement.

Our audited financial statements are presented in US dollars and prepared by US Generally Accepted Accounting Principles (“US GAAP”).

RESULTS OF OPERATIONS

Results of Operations for the year ended August 31, 2026, as compared to the period from April 21, 2025 (Inception) through August 31, 2025

Revenue

During the year ended August 31, 2026 and the period from April 21, 2025 (Inception) through August 31, 2025, the Company has generated total revenues of $31,959 and $0, respectively. This represents an increase of $31,959 or approximately 100% year-over-year. The increase in revenue was primarily attributable to the fact that the Company was incorporated in April 2025 and, therefore, did not generate any revenue during the comparable prior period.

Operating expenses

The Company had total operating expenses of $102,264 and $9,400, during the year ended August 31, 2026 and the period from April 21, 2025 (Inception) through August 31, 2025, respectively. The operating expenses for the year ended August 31, 2026 and the period from April 21, 2025 (Inception) through August 31, 2025, included amortization of $16,395 and $246; general and administrative expenses of $60,240 and $8,955; and professional fees of $25,629 and $199, respectively. Total operating expenses for 2026 increased by 988%, or $92,864. The increase in operating expenses was primarily attributable to the fact that the Company was incorporated in April 2025 and had minimal operating activity in the same period of the previous year.

Other Income

During the year ended August 31, 2026 and the period from April 21, 2025 (Inception) through August 31, 2025, the Company's other income was $4 and $0, respectively.

Net Loss

During the year ended August 31, 2026 and the period from April 21, 2025 (Inception) through August 31, 2025, the Company had a net loss of $70,301 and $9,400, respectively. The net loss for 2026 increased by 648%, or $60,901. The increase was primarily due to the Company’s incorporation in April 2025 and had minimal operating activity in the same period of the previous year.

Liquidity and Capital Resources and Cash Requirements

The following table summarizes total current assets, liabilities and working capital deficit as of August 31, 2026 and 2025:

	August 31,		$	%
	2026	2025	Change	Change
Current assets	$29,333	$190	29,143	15,338
Current liabilities	148,733	18,924	129,809	686
Working capital deficit	$(119,400)	$(18,734)	(100,666)	N/M

As of August 31, 2026 and 2025, the Company had cash of $5,233 and $190, respectively. The Company had a working capital deficit of $119,400 and $18,734 as of August 31, 2026 and 2025, respectively.

	For the year ended	For the period from April 21, 2025 (Inception) through
	August 31,	August 31,	$	%
	2026	2025	Change	Change
Net cash used in operating activities	$(18,715)	$(9,154)	(9,561)	(104)
Net cash used in investing activities	(92,180)	(19,580)	(72,600)	(371)
Net cash provided by financing activities	115,938	28,924	87,014	301
Net increase (decrease) in cash for the period	$5,043	$190	4,853	N/M

Operating Activities

Cash flows used in operating activities for 2026 decreased by $9,561 compared to 2025. During the year ended August 31, 2026, the Company used $18,715 of cash in operating activities due to its net loss of $70,301; amortization of $16,395; prepaid expenses of $24,100; and deferred income of $59,291. For the period from April 21, 2025 (Inception) through August 31, 2025, the Company used $9,154 of cash in operating activities due to its net loss of $9,400 and amortization of $246.

Investing Activities

Net cash used in investing activities was $92,180 for the year ended August 31, 2026, compared with $19,580 for the period from April 21, 2025 (Inception) through August 31, 2025. The cash used in investing activities during the 2026 period primarily reflected capitalized costs related to API and website improvement development costs. The cash used in investing activities during the 2025 period primarily reflected capitalized costs related to website development costs.

Financing Activities

Net cash provided by financing activities was $115,938 for the year ended August 31, 2026, compared to $28,924 for the period from April 21, 2025 (Inception) through August 31, 2025. During the year ended August 31, 2026, the Company generated cash from financing activities primarily from proceeds from the issuance of common stock ($45,420) and proceeds from related party loans ($70,518). During the period from April 21, 2025 (Inception) through August 31, 2025, the Company generated cash from financing activities primarily from the issuance of common stock ($10,000) and proceeds from related party loans ($18,924).

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

CRITICAL ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

TABLE OF CONTENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID: 6235)	12-13

Balance Sheets as of August 31, 2026 and 2025	14

Statements Of Operations for the Year Ended August 31, 2026, and the Period from April 21, 2025 (Inception) through August 31, 2025	15

Statements of Changes inn Stockholders’ Equity (Deficit) for The Year Ended August 31, 2026, and the Period from April 21, 2025 (Inception) through August 31, 2025	16

Statements of Cash Flows for the Year Ended August 31, 2026, and the Period from April 21, 2025 (Inception) through August 31, 2025	17

Notes to the Audited Financial Statements	18-26

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors Amplara Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Amplara Corp. (the "Company") as of August 31, 2026, the related statements of operations, changes in stockholders' deficit, for the period ended August 31, 2026, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of August 31, 2026, and the results of its operations and its cash flows for the period ended August 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has an accumulated deficit of $79,701 and a net loss from operations amounting to $70,301 for the period ended August 31, 2026. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit maters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

There is no Critical Audit Matters existed as of August 31, 2026.

DYLAN FLOYD ACCOUNTING & CONSULTING

Newhall, California

November 09, 2026

PCAOB # 6235

We have served as the Company's auditor since 2025.

Amplara Corporation

BALANCE SHEETS

	August 31,	August 31,
	2026	2025
ASSETS
Current Asset:
Cash and Cash Equivalents	$5,233	$190
Prepaid Expenses	24,100	-
Total Current Asset	29,333	190

Intangible Assets, Net	95,119	19,334
Total Assets	$124,452	$19,524

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Deferred Income	$59,291	$-
Loan – Related Party	89,442	18,924
Total Current Liabilities	148,733	18,924
Total Liabilities	148,733	18,924

STOCKHOLDERS’ EQUITY (DEFICIT)
Common Stock, $0.001 par value, 75,000,000 shares authorized; 3,816,800 and 2,000,000 shares issued and outstanding as of August 31, 2026 and 2025, respectively	3,817	2,000
Additional Paid-in Capital	51,603	8,000
Accumulated Deficit	(79,701)	(9,400)
Total Stockholders’ Equity (Deficit)	(24,281	600
Total Liabilities and Stockholders’ Equity (Deficit)	$124,452	$19,524

The accompanying notes are an integral part of these financial statements.

Amplara Corporation

STATEMENTS OF OPERATIONS

For the Year Ended August 31, 2026, and

the Period from April 21, 2025 (Inception) through August 31, 2025

	Year ended August 31, 2026	Period from April 21, 2025 (Inception) through August 31, 2025
REVENUE	$31,959	$-

OPERATING EXPENSES:
Amortization	16,395	246
General and Administrative	60,240	8,955
Professional Fees	25,629	199
Total Operating Expenses	102,264	9,400

Other Income (Expenses):
Cashback	4	-

Loss Before Income Taxes	(70,301)	(9,400)

Income Tax Expense	-	-

Net Loss	(70,301)	(9,400)

Comprehensive Loss	$(70,301)	$(9,400)

Weighted Average Number of Shares Outstanding – Basic and Diluted	2,769,173	1,548,872
Loss Per Share – Basic and Diluted	$(0.03)	$(0.01)

The accompanying notes are an integral part of these financial statements.

Amplara Corporation

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

For the Year Ended August 31, 2026, and

the Period from April 21, 2025 (Inception) through August 31, 2025

	Commons Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
Balance as of:	Shares	Amount	Capital	Deficit	(Deficit)
April 21, 2025 (Inception)	-	$-	$-	$-	$-
Common Stock Issued for Cash	2,000,000	2,000	8,000	-	10,000
Net Loss	-	-	-	(9,400)	(9,400)
August 31, 2025	2,000,000	$2,000	$8,000	$(9,400)	$600
Common Stock Issued for Cash	1,816,800	1,817	43,603	-	45,420
Net Loss	-	-	-	(70,301)	(70,301)
August 31, 2026	3,816,800	$3,817	$51,603	$(79,701)	$(24,281)

The accompanying notes are an integral part of these financial statements.

Amplara Corporation

STATEMENTS OF CASH FLOWS

For the Year Ended August 31, 2026, and

the Period from April 21, 2025 (Inception) through August 31, 2025

	Year ended August 31, 2026	Period from April 21, 2025 (Inception) through August 31, 2025
Cash Flows from Operating Activities:
Net loss	$(70,301)	$(9,400)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	16,395	246
Changes in operating assets and liabilities:
Prepaid Expenses	(24,100)	-
Deferred Income	59,291	-
Net cash used in operating activities	(18,715)	(9,154

Cash Flows from Investing Activities:
Capitalization of Software Development Costs	(78,659)	-
Capitalization of Website Development Costs	(13,521)	(19,580)
Net cash used in investing activities	(92,180)	(19,580)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	45,420	10,000
Proceeds from Loan – Related Party, Net	70,518	18,924
Net cash provided by financing activities	115,938	28,924

Net increase (decrease) in cash for the period	5,043	190
Cash, beginning of the period	190	-
Cash, end of the period	$5,233	$190

Supplemental disclosure of non-cash financing activities:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

Amplara Corporation

NOTES TO THE AUDITED FINANCIAL STATEMENTS

August 31, 2026

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

Note 2 — Going Concern

As of August 31, 2026, the Company had $5,233 in cash and a working capital deficit of $119,400. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management plans to address this need for capital primarily through proceeds received from its completed public offering, together with additional potential financing sources. However, the Company cannot assure that its plans to raise capital will be successful. Therefore, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”, management determined that these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. Such substantial doubt has not been alleviated by management’s plans. The financial statements do not include any adjustments that might result from the Company’s inability to obtain sufficient financing or its inability to continue as a going concern.

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

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

Capital Stock

The Company’s capital stock consists of authorized common shares, with issued shares recorded at par value and any excess received over par value recognized as additional paid-in capital in accordance with applicable accounting standards. Common shares are classified as stockholders’ equity.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, “Revenue from Contracts with Customer”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements: (i) identify the contract with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, and (v) recognize revenue when, or as, the performance obligations are satisfied.

The Company primarily generates revenue from subscriptions that provide customers with access to the Company’s application programming interfaces (“APIs”) during a stated contractual term. The transaction price generally consists of fixed subscription fees.

Revenue is recognized in the period in which the customer’s usage occurs, provided that the usage has been incurred and the amount is determinable. Amounts billed in advance of the period in which the related services are provided are recorded as deferred revenue.

The Company typically invoices customers in advance with payment due on the invoice date. The timing of invoicing does not necessarily correspond to the timing of revenue recognition.

Deferred Revenue

Deferred revenue represents amounts billed or collected from customers before the Company provides the related API subscription services. Deferred revenue is recognized as revenue over the applicable subscription term as the Company satisfies its performance obligation. Amounts expected to be recognized within one year are classified as current deferred revenue, and amounts expected to be recognized thereafter are classified as noncurrent deferred revenue.

The Company had deferred revenue of $59,291 and $0 as of August 31, 2026 and 2025, respectively.

Earnings (Loss) per Share

The Company computes basic earnings (loss) per share in accordance with ASC Topic 260, “Earnings per Share”, by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of August 31, 2026 and 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of August 31, 2026 and 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended August 31, 2026, and applied the new disclosure requirements prospectively to the current annual period.

Recent Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, “Disaggregation of Income Statement Expenses”, which provides for enhanced disclosures for public business entities on certain income statement items by: i) presenting the following within tabular format - a) purchases of inventory, b) employee compensation, c) depreciation, d) intangible asset amortization, e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities - ii) providing a qualitative description of amounts remaining in relevant expense captions that are not separately disaggregated quantitatively and iii) disclosing the definition of selling expenses in addition to disclosing the total amount of selling expenses. The new standard is effective for annual periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact the adoption this ASU will have on the Company’s financial statements.

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

Note 5 — Intangible Assets

In August 2025 the Company capitalized website development costs of $19,580, which is being amortized over a three-year life. In February 2026 the Company capitalized Application Programming Interface (“API”) development costs of $32,760, which is being amortized over a three-year life. In March 2026 the Company capitalized website improvement development costs of $13,520, which is being amortized over a three-year life. In August 2026 the Company capitalized API upgrade development costs of $45,900, which is being amortized over a three-year life. As of August 31, 2026 and 2025, the accumulated amortization for the website and software development costs was $16,641 and $246, respectively.

The Company had the following intangible assets as of August 31, 2026 and 2025:

	As of August 31, 2026	As of August 31, 2025
Website Development Costs	$33,100	$19,580
API Development Costs	78,660	-
Accumulated Amortization	(16,641)	(246)
Intangible Assets, Net	$95,119	$19,334

During the years ended August 31, 2026 and 2025, the Company recorded amortization expense of $16,395 and $246, respectively.

The Company expects to recognize amortization expense of $37,253 for the fiscal year ending August 31, 2027, amortization expense of $37,008 for the fiscal year ending August 31, 2028, and amortization expense of $20,858 for the fiscal year ending August 31, 2029.

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

As of August 31, 2026, the Company’s President, Perez Gutierrez Damaris Jamilette, has loaned to the Company $89,442, of which $70,518 was advanced to the Company for the Company's operating expenses for the year ended August 31, 2026. As of August 31, 2025, the Company’s President, Perez Gutierrez Damaris Jamilette, has loaned to the Company $18,924, of which $18,924 was advanced to the Company for the Company's operating expenses for the period from April 21, 2025 (inception) through August 31, 2025. This loan is unsecured, non-interest bearing and due on demand.

Note 7 — Commitments and Contingencies

Contractual Commitments

The Company has entered into no contractual commitments as of August 31, 2026 and 2025.

Litigation

The Company was not subject to any legal proceedings during the period from April 21, 2025 (inception) to August 31, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 8 — Stockholders’ Equity

Common Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

On June 30, 2025, the Company issued 2,000,000 common shares to the President for $10,000, or approximately $0.005 per share.

In February 2026 the Company issued 88,000 common shares to its stockholders for $2,200, or approximately $0.025 per share.

In March 2026 the Company issued 1,128,400 common shares to its stockholders for $28,210, or approximately $0.025 per share.

In April 2026 the Company issued 366,400 common shares to its stockholders for $9,160, or approximately $0.025 per share.

In May 2026 the Company issued 234,000 common shares to its stockholders for $5,850, or approximately $0.025 per share.

As of May 31, 2026, the Company completed its offering pursuant to its Registration Statement on Form S-1 declared effective by the SEC on February 20, 2026 (the “Offering”). In connection with the Offering, which closed on May 13, 2026, the Company issued 1,816,800 shares of common stock for cash proceeds at $0.025 per share for a total of $45,420.

There were 3,816,800 and 2,000,000 shares of common stock issued and outstanding as of August 31, 2026 and 2025, respectively.

Preferred Stock

No preferred stocks were issued or outstanding as of August 31, 2026 and 2025.

Warrants

No warrants were issued or outstanding as of August 31, 2026 and 2025.

Stock Options

No stock options were issued or outstanding as of August 31, 2026 and 2025.

Note 9 — Income Taxes

Income (loss) from continuing operations before income tax expense (benefit) consisted solely of domestic income (loss) for the years ended August 31, 2026 and the period from April 21, 2025 (Inception) through August 31, 2025, as follows:

	Year Ended August 31,	Period from April 21, 2025 (Inception) through August 31,
	2026	2025
Domestic	$(70,301)	$(9,400)
Foreign	-	-
(Loss) Income before (benefit) provision for income taxes	$(70,301)	$(9,400)

Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign consists of:

	Year Ended August 31,	Period from April 21, 2025 (Inception) through August 31,
	2026	2025
Current:
Federal	$-	$-
State	-	-
Foreign	-	-
Total Current	-	-

Deferred:
Federal	-	-
State	-	-
Total Deferred	-	-

Total provision/(benefit)	$-	$-

The components of the Company’s deferred tax asset computed at the federal statutory rate of 21% is as follows:

	Year Ended August 31, 2026	Period from April 21, 2025 (Inception) through August 31, 2025
Net operating loss	$70,301	$9,400
Effective tax rate	21%	21%
Deferred tax asset	14,763	1,974
Less: Valuation allowance	(14,763)	(1,974)
Net deferred asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the statutory income tax rates to pretax income from continuing operations for the year ended August 31, 2026, and the period from April 21, 2025 (Inception) through August 31, 2025, due to the following:

	Year Ended August 31, 2026	Rate	Period from April 21, 2025 (Inception) through August 31, 2025	Rate
Book loss	$(14,763)	(21)%	$(1,974)	(21)%
Change in valuation allowance	14,763	21%	1,974	21%
	$-	-%	$-	-%

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $79,701 as of August 31, 2026, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 13, 2026, the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of August 31, 2026. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2026, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of August 31, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.              We do not have an Audit Committee - While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.              We did not maintain appropriate cash controls - As of August 31, 2026, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.              We did not implement appropriate information technology controls - As of August 31, 2026, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of August 31, 2026, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or adopted or terminated a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the year ended August 31, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTOR, EXECUTIVE OFFICER, PROMOTER AND CONTROL PERSON

The name, age and titles of our executive officers and Directors are as follows:

Name and Address of Executive Officers and/or Directors	Age	Position

Perez Gutierrez Damaris Jamilette	47	President, Treasurer, Secretary and Director
Fracc Aldaba 37294 Leon, GTO, Mexico		(Principal Executive, Financial and Accounting Officer)

Salazar Ramirez Misael Alejandro	36	Director
C Paisaje 322, Fracc Los Colorines 37109, Leon, GTO, Mexico.

Perez Gutierrez Damaris Jamilette

Ms. Perez Gutierrez has served as our President, Treasurer, Secretary, and Director since 21 April, 2025, which is her current occupation.

Education:

•	Bachelor of Communications and Marketing, Universidad de Guanajuato — 1998–2002

•	Executive Program in Digital Marketing, Instituto Tecnologico y de Estudios Superiores de Monterrey (ITESM), Leon, Mexico — 2018

Professional Experience (last 5 years):

- Strategic Development Consultant, Grupo Posadas S.A.B. de C.V. (Mexico City) — 2021 to December 10, 2025

- Oversees digital transformation and customer experience initiatives for Latin America’s largest hospitality group.

- Leads cross-functional teams implementing guest engagement analytics and marketing optimization.

- Marketing Communications Manager, Despegar.com Mexico S.A. de C.V. (Mexico City) — 2017 to 2021

- Directed regional marketing campaigns and partnership programs across Central America.
- Managed brand positioning strategies and coordinated with global teams on user acquisition and retention efforts.

Salazar Ramirez Misael Alejandro

Mr. Salazar Ramirez has served as our Director since June 4, 2025.

Education:

•	Bachelor of Computer Science, Universidad de Guanajuato — 2010–2014

•	Professional Certificate in Machine Learning and Artificial Intelligence, University of Texas at Austin (Online Program) — 2022

Professional Experience (last 5 years):

- Senior Software Engineer, Softtek S.A. de C.V. (Monterrey, Mexico) — 2020 to Present
- Designs and implements cloud-based and AI-enabled enterprise solutions for global clients.
- Leads a small development team focused on integrating automation tools for business process optimization.

- Software Developer, Globant Mexico (Leon, GTO) — 2018 to 2020
- Contributed to UI/UX development for e-commerce and data analytics platforms.
- Collaborated with international teams to deploy agile software projects serving large-scale corporate clients.

Involvement in Certain Legal Proceedings

1. Any bankruptcy petition filed by or against any business of which Ms. Perez Gutierrez and Mr. Salazar Ramirez were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Perez Gutierrez’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Were found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7. Were the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or
ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Were the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Family Relationships

There are no family relationships among any of the Company’s directors or executive officers. There are no arrangements or understandings between or among any of the Company’s directors, executive officers, or other persons pursuant to which any director or executive officer was selected to serve in such capacity.

As of the date of this Annual Report on Form 10-K, none of the Company’s directors, executive officers, or their immediate family members had a direct or indirect material interest in any transaction, or any currently proposed transaction, in which the Company was or is to be a participant and in which the amount involved exceeded $120,000.

Agreements with Officers and Directors

There are no current employment agreements between the Company and its officers.

Code of Ethics and Inside Trading Policy

The Company has adopted a Code of Ethics and an Insider Trading Policy that apply to all of its directors, officers, and employees. The Code of Ethics is designed to promote honest and ethical conduct, full, fair, accurate, timely, and understandable disclosure in our public reports, compliance with applicable laws and regulations, prompt internal reporting of violations, and accountability for adherence to the Code. A copy of the Company’s Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K, and the Company’s Insider Trading Policy has been filed as Exhibit 19.

Item 11. Executive Compensation.

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the year ended August 31, 2026, and from inception on April 21, 2025 until August 31, 2025:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Perez Gutierrez Damaris Jamilette	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director, President, Secretary and Treasurer	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Salazar Ramirez Misael Alejandro	2026	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Director	2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

As of the date, there are no formal employment agreements between the Company and its Officer.

Our Director currently devotes approximately forty hours per week to manage the affairs of the Company. She has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be. There are no annuity, pension or retirement benefits proposed to be paid to the officer or Director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Company or any of its subsidiaries, if any.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of August 31, 2026, by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our Director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Perez Gutierrez Damaris Jamilette Fracc Aldaba 37294 Leon, GTO, Mexico.	2,000,000 shares of common stock	52.399%

32

The percent of class is based on 3,816,800 shares of common stock issued and outstanding as of the date of this annual report.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adversary to the Company or has a material interest adverse to the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Perez Gutierrez Damaris Jamilette is our officer, Director, control person and promoter and she shall receive no compensation for the placement of the offering.

On June 30, 2025, we offered and sold restricted 2,000,000 shares of common stock to Ms. Perez Gutierrez, our Director, at a purchase price of $0.005 per share, for aggregate proceeds of $10,000.

On April 21, 2025, Ms. Perez Gutierrez has loaned us up to $100,000. Our officer and director, Perez Gutierrez Damaris Jamilette, has agreed to provide us with an interest-free loan for a period of five years, pursuant to an agreement dated April 21, 2025. As of August 31, 2026 and 2025, the Company’s President, Perez Gutierrez Damaris Jamilette, has loaned to the Company $89,442 and $18,924, respectively.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to our company for the year ended August 31, 2026, and from inception on April 21, 2025 until August 31, 2025, for professional services rendered by Dylan Floyd Accounting & Consulting, our principal independent accountants:

Fees	August 31, 2026	August 31, 2025
Audit Fees	$20,000	$-
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$20,000	$-

PART IV

Item 15. Exhibits and Financial Statement Schedules.

The following exhibits are included as part of this report by reference:

No.	Description
14.1	Code of Ethics

19	Insider Trading Policy

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10–K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMPLARA CORPORATION

Date: November 13, 2026	By:	/s/ Perez Gutierrez Damaris Jamilette
	Name:	Perez Gutierrez Damaris Jamilette
	Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Date: November 13, 2026	By:	/s/ Salazar Ramirez Misael Alejandro
	Name:	Salazar Ramirez Misael Alejandro
	Title:	Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMPLARA CORPORATION

Date: November 13, 2026	By:	/s/ Perez Gutierrez Damaris Jamilette
	Name:	Perez Gutierrez Damaris Jamilette
	Title:	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Date: November 13, 2026	By:	/s/ Salazar Ramirez Misael Alejandro
	Name:	Salazar Ramirez Misael Alejandro
	Title:	Director